Form 10-K/A
period 1999-12-31
MERRILL LYNCH MORT INVST INC MOR LN ASSET BK CER SE 1999 NC1
filed 2000-05-18
CIK 1095445

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists of 9 consecutively numbered pages.

                         AMENDMENT NUMBER 1 OF 1

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Trustee under the Agreement referred to herein



Date:  May 18, 2000                 By:  /s/Kimberly Costa
                                    -----------------------------
                                    Kimberly Costa
                                    Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                             Page

 99.1       Servicer's Annual Statement of Compliance                 6
 99.2       Servicer's Annual Independent Accountants' Report         8

                                EXHIBIT 99.1

                Servicer's Annual Statement of Compliance

Litton Loan Servicing, LP                       Telephone:  713 960 9676
5373 West Alabama, Suite 600                          Fax:  713 966 8856
Houston, Texas 77056

March 20, 2000


Capital Markets; New Century,Series 1999-NC1
The Chase Manhattan Bank
450 West 33rd Street, 14th Floor
New York, New York 10001-2697

Subject: Mortgage Loan Asset Backed Certificates, Series 1999-NC1

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 1999 has been completed and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

     1. All ad valorem taxes have been paid when due and without penalty to the Trust.

     2. All assessments and ground rents of whatsoever kind or nature have been paid so as to prevent their taking priority to the purchase money lien or lien to which the trust is entitled.

     3. All casualty insurance has been paid without lapse in coverage and in an amount sufficient to prevent the application of a co-insurance clause.

     4. In compliance with the terms of the agreement, flood insurance as required by the National Flood Insurance Act of 1994, P.L. 103-325 para. 511, if any, has been maintained without lapse.

     5. Errors and Omissions Insurance is in forced in amounts sufficient to meet the requirements of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the terms of the subject agreement.

     6. Litton Loan Servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 1999.

     7. Litton Loan Servicing LP has not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment or be taxed on prohibited transaction.

     8. All other terms and requirements of the Servicing Agreement between the above parties havebeen complied with except as noted on the attachment to this letter, if any.

Sincerely,

Litton Loan Servicing LP


/s/ Janice McClure
Janice McClure
Senior Vice President

                                EXHIBIT 99.2

                Servicer's Annual Independent Accountants' Report

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas 77002-4196


Telephone: (713) 982-2000
Facsimile: (713) 982-2001


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Litton Loan Servicing L.P.:

We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31,1999, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1999 is fairly stated, in all material respects.



/s/  Deloitte & Touche LLP

February 28, 2000